Form 10-K
period 2007-12-31
SACO I Trust 2007-1
filed 2008-03-31
CIK 1385492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-131374-37

      SACO I Trust 2007-1
      (exact name of issuing entity as specified in its charter)

      Bear Stearns Asset Backed Securities I LLC (exact name of the depositor as specified in its charter)

      EMC Mortgage Corporation
      (exact name of the sponsor as specified in its charter)



  New York                                54-2198614
  (State or other jurisdiction of         54-2198615
  incorporation or organization)          54-2198616
                                          54-2198617
                                          54-2198618
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
  (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  See Item 15 (Part IV).



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Bear Stearns Financial Products Inc. provides an Interest Rate Swap derivative instrument for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the significance percentage for the interest rate corridor is less than 10%.

On March 16, 2008, JPMorgan Chase & Co. agreed to guarantee the obligations of Bear Stearns Financial Products Inc. under the Interest Rate Swap pursuant to the terms of the Guaranty Agreement described below in Item 1119. Additional disclosure with respect to JPMorgan Chase & Co. can be found below in Item 1119. The significance percentage represented by the guarantee of the Interest Rate Swap is less than 10%. Except with respect to the addition of this guarantee, the terms and conditions of the Interest Rate Swap remain unchanged.



Item 1117 of Regulation AB, Legal Proceedings.

The following updates disclosure which originally provided in connection with the Form 424B5 filed on 1/16/2007 by the trust, SEC Accession No.
0000882377-07-000062.

The sponsor has received a civil investigative demand (CID), from the Federal Trade Commission (FTC), seeking documents and data relating to the sponsor's business and servicing practices. The CID was issued pursuant to a December 8, 2005 resolution of the FTC authorizing non-public investigations of various unnamed subprime lenders, loan servicers and loan brokers to determine whether there have been violations of certain consumer protections laws. The sponsor is cooperating with the FTC's inquiry.

On March 10, 2008, EMC received notice from the Staff of the FTC that the Staff believed EMC and its parent, The Bear Stearns Companies, Inc. had violated a number of Federal consumer protection statutes in connection with its servicing activities. With the notice, the Staff delivered a draft complaint and draft consent order seeking certain injunctive relief regarding business practices and unspecified monetary redress. The Staff also indicated that it had been authorized to offer an opportunity to resolve the matter though consent negotiations before it seeks approval from the FTC to proceed with the filing of a complaint. EMC expects to engage in such discussions with the Staff.



RODRIGUEZ v. EMC Mortgage Corporation and The Bear Stearns Companies

This purported class action is pending in U. S. District Court for the District of Connecticut. The case was filed in December 2007. It seeks certification of a class made up of African-American and Hispanic borrowers who had a non-prime loan serviced by EMC and who were subjected to allegedly improper servicing practices, including imposition of unwarranted fees, pyramiding of late fees, unjustified forced-placing of insurance, failure to properly apply payments, improper reporting of derogatory credit information, and failure to properly administer escrow accounts. EMC and Bear Stearns have filed motions to dismiss and to strike.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) and 424(b)(3) filing dated January 16, 2007.

On March 16, 2008, JPMorgan Chase & Co. ("JPMorgan Chase") announced that it had entered into an Agreement and Plan of Merger, dated March 16, 2008 (the "Agreement and Plan of Merger"), and subsequently amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 24, 2008 (such amendment, together with the Agreement and Plan of Merger, the "Merger Agreement"), with The Bear Stearns Companies Inc., the parent company of the Bear Stearns Financial Products Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in Merger Agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into The Bear Stearns Companies Inc. with The Bear Stearns Companies Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase. The Merger Agreement has been approved by the Boards of Directors of The Bear Stearns Companies Inc. and JPMorgan Chase and is subject to customary closing conditions, including stockholder approval. The Federal Reserve, the Office of the Comptroller of the Currency and other federal agencies have given all necessary approvals for the merger. The merger is expected to be completed by the end of the second calendar year quarter of 2008, however there can be no assurance that the merger will close as contemplated.

In connection with the Merger Agreement, JPMorgan Chase issued an Amended and Restated Guaranty Agreement, effective as of March 16, 2008 (the "Guaranty"), guaranteeing the obligations and liabilities of The Bear Stearns Companies Inc. and certain of its affiliates, including the Bear Stearns Financial Products Inc. 's obligations under the Interest Rate Swap. A copy of the Guaranty is filed as Exhibit 99.1 to this Form 10-K. Except with respect to the addition of this Guaranty, the terms and conditions of the Interest Rate Swap remain unchanged.

JPMorgan Chase is a financial holding company incorporated under Delaware law, whose principal office is located in New York, New York. JPMorgan Chase services include investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management, and private equity. A component of the Dow Jones Industrial Average, JPMorgan Chase serves millions of consumers in the United States and many of the world's corporate, institutional and government clients under its JPMorgan and Chase brands.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.


Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to the Company during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii). As of January 1, 2008, Assurant, Inc. has implemented practices and procedures to capture the information necessary to assess compliance with
Section 1122(d)(4)(xii).



The assessment of compliance for GMAC Mortgage, LLC disclosed the following material noncompliance, as applicable during the twelve months ended December 31, 2007:

Certain custodial account reconciliations were not reviewed within timelines outlined in the GMACM's policies and procedures, as required by criteria 1122
(d)(2)(vii)(C). Certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as required by criteria 1122(d)(2)(vii)(D).

Management has implemented the apppropriate measures to resolve the bank reconciliation items noted in the report.


HomeBanc Mortgage Corporation assessed its compliance with the applicable servicing criteria as of September 30, 2007 and for the Reporting Period has identified material instances of noncompliance with the servicing criteria set forth in Items 1122(d)(2)(vii) and 1122(d)(4)(viii) with respect to the Platform.

Bank Reconciliations 1122(d)(2)(vii):

Bank reconciliations were completed within 30 days of bank statement cutoff date for all months with the exception of August and September. This was caused by staffing issues after the Company filed bankruptcy. Effective October 1, 2007, the Company entered into a subservicing arrangement with a third party to ensure timely completion of all servicing activities.

Collection Activities 1122(d)(4)(viii):

Collection activities related to delinquent mortgage loans were not always performed within required time periods or documentation was not maintained to support this activity. The Company changed collection queues to prompt timely activity on accounts. In addition, effective October 1, 2007, the Company entered into a subservicing arrangement with a third party to ensure timely completion of all servicing activities.


LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the "2007 Assessment") attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

"1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."

The investor reporting errors identified on LaSalle's 2007 Assessment as material instances of noncompliance (the "Investor Reporting Errors") included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.




Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) The Pooling and Servicing Agreement, dated December 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as company, Wells Fargo Bank, National Association, as master servicer and as securities administrator, and Citibank, N.A., as trustee (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.1) The Underwriting Agreement, dated April 13, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor and the related Terms Agreement, dated January 10, 2007, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.2) Custodial Agreement, dated January 16, 2007, by and among Citibank, N. A., as trustee, Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller, Wells Fargo Bank, National Association, as master servicer and securities administrator and LaSalle Bank National Association, as custodian (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.3) Custodial Agreement, dated January 16, 2007, by and among Citibank, N. A., as trustee, Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller, and Wells Fargo Bank, National Association, as master servicer, securities administrator and custodian (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.4) Mortgage Loan Purchase Agreement, dated January 16, 2007, between EMC Mortgage Corporation, as seller and Bear Stearns Asset Backed Securities I LLC, as purchaser (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.5) Servicing Agreement, dated May 1, 2001, between EMC Mortgage Corporation and GMAC Mortgage Corporation (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.6) Assignment, Assumption and Recognition Agreement dated January 16, 2007, among EMC Mortgage Corporation, as assignor, Citibank, N.A., as trustee and GMAC Mortgage, LLC (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.7) Purchase, Warranties and Servicing Agreement, dated January 1, 2004 between EMC Mortgage Corporation, as purchaser, and HomeBanc Mortgage Corporation, (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.8) Assignment, Assumption and Recognition Agreement dated January 16, 2007, among EMC Mortgage Corporation, as assignor, Citibank N.A., as trustee and HomeBanc Mortgage Corporation (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.9) Swap Agreement between Bear Stearns Financial Products Inc. and Wells Fargo Bank National Association, as supplemental interest trust trustee (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for EMC Mortgage
    33.2 EMC Mortgage Corporation as Servicer
    33.3 FIS Tax Services as Sub-Contractor for EMC Mortgage
    33.4 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    33.5 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    33.6 HomeBanc Mortgage Corporation as Servicer
    33.7 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage
    33.8 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.9 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for EMC Mortgage
    34.2 EMC Mortgage Corporation as Servicer
    34.3 FIS Tax Services as Sub-Contractor for EMC Mortgage
    34.4 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    34.5 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    34.6 HomeBanc Mortgage Corporation as Servicer
    34.7 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage
    34.8 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.9 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 EMC Mortgage Corporation as Servicer
    35.2 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    35.3 HomeBanc Mortgage Corporation as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (99.1) Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008

   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   SACO I Trust 2007-1
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ William Augustin IV
   William Augustin IV, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4.1) The Pooling and Servicing Agreement, dated December 1, 2006, among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller and as company, Wells Fargo Bank, National Association, as master servicer and as securities administrator, and Citibank, N.A., as trustee (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.1) The Underwriting Agreement, dated April 13, 2006, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor and the related Terms Agreement, dated January 10, 2007, between Bear, Stearns & Co. Inc., as underwriter and Bear Stearns Asset Backed Securities I LLC, as depositor (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.2) Custodial Agreement, dated January 16, 2007, by and among Citibank, N.A., as trustee, Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller, Wells Fargo Bank, National Association, as master servicer and securities administrator and LaSalle Bank National Association, as custodian (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.3) Custodial Agreement, dated January 16, 2007, by and among Citibank, N.A., as trustee, Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as seller, and Wells Fargo Bank, National Association, as master servicer, securities administrator and custodian (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.4) Mortgage Loan Purchase Agreement, dated January 16, 2007, between EMC Mortgage Corporation, as seller and Bear Stearns Asset Backed Securities I LLC, as purchaser (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.5) Servicing Agreement, dated May 1, 2001, between EMC Mortgage Corporation and GMAC Mortgage Corporation (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.6) Assignment, Assumption and Recognition Agreement dated January 16, 2007, among EMC Mortgage Corporation, as assignor, Citibank, N.A., as trustee and GMAC Mortgage, LLC (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.7) Purchase, Warranties and Servicing Agreement, dated January 1, 2004 between EMC Mortgage Corporation, as purchaser, and HomeBanc Mortgage Corporation, (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.8) Assignment, Assumption and Recognition Agreement dated January 16, 2007, among EMC Mortgage Corporation, as assignor, Citibank N.A., as trustee and HomeBanc Mortgage Corporation (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.9) Swap Agreement between Bear Stearns Financial Products Inc. and Wells Fargo Bank National Association, as supplemental interest trust trustee (As previously filed on Form 8-K filed on February 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for EMC Mortgage
    33.2 EMC Mortgage Corporation as Servicer
    33.3 FIS Tax Services as Sub-Contractor for EMC Mortgage
    33.4 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    33.5 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    33.6 HomeBanc Mortgage Corporation as Servicer
    33.7 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage
    33.8 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.9 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for EMC Mortgage
    34.2 EMC Mortgage Corporation as Servicer
    34.3 FIS Tax Services as Sub-Contractor for EMC Mortgage
    34.4 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    34.5 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    34.6 HomeBanc Mortgage Corporation as Servicer
    34.7 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage
    34.8 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.9 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 EMC Mortgage Corporation as Servicer
    35.2 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    35.3 HomeBanc Mortgage Corporation as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (99.1) Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008